Form 10-K/A
period 2001-12-31
STRUCTURED ASSET MORT INV MORT PASS THR CERT SER 2001-4
filed 2002-12-18
CIK 1161767

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 28, 2002 on behalf of Structured Asset Mortgage Investments Inc. Mortgage Pass-Through Certificates, Series 2001-4 established pursuant to the Pooling and Servicing Agreement among Structured Asset Mortgage Investments Inc. as Seller, EMC Mortgage Corporation as Master Servicer, and Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which Structured Asset Mortgage Investments Inc., Mortgage Pass-Through Certificates, Series 2001-4 registered under the Securities Act of 1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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




       a) EMC Mortgage Corp, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.



       a) EMC Mortgage Corp, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.



       a) EMC Mortgage Corp, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


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





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Structured Asset Mortgage Investments Inc.
    Mortgage Pass-Through Certificates
    Series 2001-4
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A as Trustee

  By:  Kwan Lee, as Vice President

  By: /s/  Kwan Lee

  Dated: December 16, 2002



Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc. Mortgage Pass-Through Certificates
     Series 2001-4.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Kwan Lee
      [Signature]


      Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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




     a) EMC Mortgage Corp, as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) EMC Mortgage Corp, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) EMC Mortgage Corp, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

Deloitte
& Touche (logo)

Deloitte & Touche LLP
Suite 1600
Chase Tower
2200 Ross Avenue
Dallas, Texas 75201-6778


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of EMC Mortgage Corporation:

We have examined the accompanying management assertion that EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended November 30, 2001. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended November 30, 2001, is fairly stated, in all material respects.



January 14, 2002


Deloitte
Touche
Tohmatsu (LOGO)


EX 99.2 (a)

EMC
Mortgage Corporation (logo)

January 14, 2002

As of and for the year ended November 30, 2001, EMC Mortgage Corporation
(the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of November 30, 2001 and for the year then ended, the Company had in effect a fidelity bond in the aggregate amount of $200,000,000, and errors and omissions liability coverage in the amount of $10,000,000 on any individual mortgage impairment claim.


Ra1ene Ruyle, President

Beverley Sibblies, Senior Vice President

Scott Samlin, Senior Vice President

Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Mailing Address: PO BOX 141358 Irving, Texas 75014-1358


EX 99.3 (a)

EMC
Mortgage Corporation (logo)

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the fiscal year ending 11/30/01:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that is not paid could result in a lien or encumbrance on any Mortgaged Property, or if any such costs or expenses have not been paid with respect to any mortgaged property, the reason for the non-payment has been reported;

(F)     All Custodial Accounts have been reconciled and are properly funded;
and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050J and 6050P of the Internal Revenue Code, respectively have been prepared and filed.

Certified by:

Officer (Sue Stepanek)

Senior Vice President
Title

February 11, 2002
Date

Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038